Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES VER-1
filed 2006-03-30
CIK 1178405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                               -------------------

         For the fiscal year ended:          Commission file number:
             December 31, 2005                     001-31409

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES VER-1)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                       13-3891329
              (State or other               (I. R. S. Employer
              jurisdiction of              Identification No.)
              incorporation)

          WORLD FINANCIAL CENTER,                  10080
            NEW YORK, NEW YORK                  (Zip Code)
           (Address of principal
            executive offices)

                              -------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series VER-1, listed on The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes [ ]                       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes [ ]                       No [X]

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

                      Yes [ ]                       No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      Yes [ ]                       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by PreferredPLUS Trust Series VER-1, please refer to Verizon Communications Inc.'s (Commission file number 001-08606) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and the underlying securities support provider has filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities support provider may file in its Exchange Act reports as referenced in Item 1 above.

                 IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE OR IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o   the purchase price of the trust certificates,

                 o   you acquire your trust certificates,

                 o the underlying securities issuer exercises its option to redeem the underlying securities, and

                 o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                 The underlying securities issuer has the right to redeem the underlying securities at its option. Because the underlying securities issuer has the right to redeem the underlying securities early, we cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                 Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates. Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 As a holding company, the underlying securities support provider's assets consist primarily of equity in its subsidiaries. As a result, the ability of the underlying securities support provider to make payments on the underlying securities depends upon its receipt of dividends, loan payments and other funds from its subsidiaries. In no event will the holders of the underlying securities have recourse to or against the stock or assets of the underlying securities support provider, Telecom Corporation of New Zealand Limited or any operating telephone company which may from time to time be owned directly or indirectly by the underlying securities support provider. In addition, if any of the underlying securities support provider's subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on its assets, and the rights of the underlying securities support provider and the rights of the underlying securities support provider's creditors, including the trust's rights as a holder of the underlying securities, will be subject to that prior claim, unless the underlying securities support provider is also a direct creditor of that subsidiary. In addition, various statutes and regulations restrict some of the underlying securities support provider's subsidiaries from paying dividends or making loans or advances to the underlying securities support provider. These restrictions could prevent those subsidiaries from paying the cash to the underlying securities support provider that the underlying securities support provider may need in order to pay the trust.

                 YOU MAY NOT RECOVER THE WHOLE OF THE STATED AMOUNT OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR THE UNDERLYING SECURITIES SUPPORT PROVIDER OR IN THE EVENT THE UNDERLYING SECURITIES SUPPORT PROVIDER CEASES FILING EXCHANGE ACT REPORTS

                 If the underlying securities issuer or the underlying securities support provider defaults on its obligations under the underlying securities or the underlying securities support provider ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                 o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate stated amount or present value (if applicable) of the trust certificates; and

                 o either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the stated amount or present value (if applicable) of your trust certificates.

                 THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer or the underlying securities support provider. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                 o   there is a payment default on any underlying securities,

                 o there is another type of default that accelerates the maturity of its underlying securities, or

                 o the underlying securities support provider ceases to file Exchange Act reports.

                 Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES SUPPORT PROVIDER

                 The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities support provider. In particular, the trust certificates will be subject to all the risks associated with directly investing in both the underlying securities issuer's and the underlying securities support provider's unsecured subordinated debt obligations. None of the underlying indenture, the support agreement or the underlying securities places a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or the underlying securities support provider.

                 THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                 In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer or the underlying securities support provider. According to the underlying securities prospectus, the underlying securities are unsecured and will rank pari passu with all other unsecured and unsubordinated debt of the underlying securities issuer. However, the underlying indenture provides that the underlying securities issuer will not mortgage, pledge or otherwise subject to any lien (with certain exceptions), the whole or any part of any property or assets now owned by or acquired by it, unless the underlying securities issuer shall cause the underlying securities to be secured equally and ratably with (or, at the underlying securities issuer's option, prior to) any indebtedness secured thereby.

                 THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES SUPPORT PROVIDER IS LIMITED

                 Pursuant to the support agreement, the underlying securities support provider has guaranteed to provide the underlying securities issuer with sufficient funds to maintain a positive net worth and to meet any obligation to pay when due interest, principal and premium, if any, underlying securities.

                 In the event of any default in the payment of any such obligation by the underlying securities issuer, any holder of the underlying securities may proceed directly against the underlying securities support provider. However, the support agreement provides that no holder of any of the underlying securities shall have recourse to or against the stock or assets of the underlying securities support provider or any of its subsidiaries that are operating telephone companies.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1) Financial Statements: Not Applicable.

                 (a)(2) Financial Statement Schedules: Not Applicable.

                 (a)(3) List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

                              31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                              99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                              99.2.     Report of Deloitte & Touche LLP,
                                        Independent Registered Public Accounting
                                        Firm, dated March 24, 2006, Registrant's
                                        Assertion on Compliance with PPLUS
                                        Minimum Servicing Standards dated
                                        March 24, 2006 and PPLUS Minimum
                                        Servicing Standards.

                              99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

             (b) Exhibits

                 The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above

             (c) Financial Statement Schedules

                 Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                  By: /s/ Stephan Kuppenheimer
                                        --------------------------
                                        Name:  Stephan Kuppenheimer
                                        Title: President